Form 10-Q
period 1995-09-30
COASTAL 1986 DRILLING PROGRAM LTD
filed 1995-11-13
CIK 783747

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1995
                                                        OR
     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________
Commission file number 0-15527



                       COASTAL 1986 DRILLING PROGRAM, LTD.
             (Exact name of registrant as specified in its charter)



             Texas                                      76-0164393
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


              Coastal Tower
           Nine Greenway Plaza
             Houston, Texas                              77046-0995
(Address of principal executive offices)                 (Zip Code)



       Registrant's telephone number, including area code: (713) 877-1400



                           ---------------------------





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

     The financial statements of the Coastal 1986 Drilling Program, Ltd., a Texas limited partnership (the "Program"), are presented herein and are unaudited, except for balances as of December 31, 1994, and therefore are subject to year-end adjustments; however, all adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered have been made. Such results are not necessarily indicative of results to be expected for the year due to seasonal variations and market conditions affecting gas and oil sales and corresponding unit prices.




                       COASTAL 1986 DRILLING PROGRAM, LTD.
                                  BALANCE SHEET
                             (Thousands of Dollars)


                                                                                   September 30,    December 31,
                                     ASSETS                                            1995             1994
                                                                                     --------         ---------
                                                                                    (Unaudited)

Current Assets:
   Cash and cash equivalents ..................................................      $     96         $     134
   Accounts receivable - affiliates ...........................................            53                88
                                                                                     --------         ---------
      Total Current Assets ....................................................           149               222
                                                                                     --------         ---------

Gas and Oil Properties - at full-cost .........................................        15,721            15,682
   Less accumulated depreciation and amortization .............................        15,004            14,708
                                                                                     --------         ---------
                                                                                          717               974
                                                                                     --------         ---------
                                                                                     $    866         $   1,196
                                                                                     ========         =========




                         LIABILITIES AND PARTNERS' CAPITAL


Current Liabilities:
   Accounts payable - affiliates ..............................................      $    186         $     167

Partners' Capital .............................................................           680             1,029
                                                                                     --------         ---------
                                                                                     $    866         $   1,196
                                                                                     ========         =========



                        See Note to Financial Statements.

                       COASTAL 1986 DRILLING PROGRAM, LTD.
                         STATEMENT OF PARTNERS' CAPITAL
                             (Thousands of Dollars)


                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                        1995              1994
                                                                                              (Unaudited)

General Partner:
   Balance, beginning of period ................................................     $        10      $        15
   Earnings (loss)..............................................................              (2)               1
   Distributions ...............................................................              (1)              (4)
                                                                                     -----------      -----------
      Balance, end of period ...................................................               7               12
                                                                                     -----------      -----------

Limited Partners:
   Balance, beginning of period ................................................           1,019            1,511
   Earnings (loss)..............................................................            (227)              50
   Distributions ...............................................................            (119)            (311)
                                                                                     -----------      -----------
      Balance, end of period ...................................................             673            1,250
                                                                                     -----------      -----------

                                                                                     $       680      $     1,262
                                                                                     ===========      ===========





                             STATEMENT OF OPERATIONS
           (Thousands of Dollars, Except per Limited Partnership Unit)


                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                  September 30,
                                                      ----------------------------   ----------------------------
                                                         1995              1994         1995              1994
                                                      ----------       -----------   -----------      -----------
                                                                               (Unaudited)

Revenues:
   Sale of gas and oil ...........................    $       88       $       151   $       330      $       703
   Interest ......................................             -                 1             -                7
                                                      ----------       -----------   -----------      -----------
                                                              88               152           330              710
                                                      ----------       -----------   -----------      -----------

Costs and Expenses:
   Lease operating ...............................            64                69           202              281
   Administrative fee ............................            20                20            61               61
   Depreciation and amortization .................           200                70           296              317
                                                      ----------       -----------   -----------      -----------
                                                             284               159           559              659
                                                      ----------       -----------   -----------      -----------

Net Earnings (Loss) ..............................    $     (196)      $        (7)  $      (229)     $        51
                                                      ==========       ===========   ===========      ===========

Net Earnings (Loss) Per Limited
   Partnership Unit ..............................    $   (16.17)      $      (.58)  $    (18.89)     $      4.21
                                                      ==========       ===========   ===========      ===========



                        See Note to Financial Statements.

                       COASTAL 1986 DRILLING PROGRAM, LTD.
                             STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)


                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                        1995              1994
                                                                                              (Unaudited)

Cash Flows From Operating Activities:
   Net earnings (loss)..........................................................     $      (229)     $        51
                                                                                     -----------      -----------
   Adjustments to reconcile net earnings (loss)
      to net cash provided by operating activities:
         Depreciation and amortization..........................................             296              317
         (Increase) decrease in accounts receivable - affiliates................              35               (6)
         Increase (decrease) in accounts payable - affiliates...................              19             (255)
                                                                                     -----------      -----------
               Total adjustments................................................             350               56
                                                                                     -----------      -----------
                  Net cash provided by operating activities.....................             121              107
                                                                                     -----------      -----------

Cash Flows From Investing Activities:
   Capital expenditures.........................................................             (40)             (13)
   Proceeds from the sale of property and equipment.............................               1                1
                                                                                     -----------      -----------
      Net cash used in investing activities.....................................             (39)             (12)
                                                                                     -----------      -----------

Cash Flows From Financing Activities:
   Distributions paid...........................................................            (120)            (315)
                                                                                     -----------      -----------
      Net decrease in cash and cash equivalents.................................             (38)            (220)
      Cash and cash equivalents at beginning of the period......................             134              411
                                                                                     -----------      -----------
      Cash and cash equivalents at end of the period............................     $        96      $       191
                                                                                     ===========      ===========






                          NOTE TO FINANCIAL STATEMENTS


      For additional information relative to operations and financial position, reference is made to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. For purposes of the Statement of Cash Flows, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                         Liquidity and Capital Resources

      A cash distribution of $1.05 per limited partnership unit was made for the third quarter of 1995, bringing total distributions since the Program began operations to $952.85 per $1,000 unit. Partnership Payout was achieved in October 1992.


                              Results of Operations

      The Program's results of operations for the comparable three and nine month periods ended September 30, 1995 and 1994 are as follows:

      Revenues from the sale of production in the third quarter of 1995 decreased $63,000 (42%) from the 1994 third quarter. Crude oil, condensate and natural gas liquids sales decreased $9,000 (14%) as production volumes decreased to 3,642 barrels in the third quarter of 1995 from 3,910 barrels in the same quarter of 1994 and the weighted average price, net of severance taxes, decreased to $14.02 per barrel in the third quarter of 1995 from $15.41 per barrel in the same quarter of 1994. Natural gas sales decreased $54,000 (62%) as production volumes decreased to 29 million cubic feet for the third quarter of 1995 from 56 million cubic feet in the same quarter of 1994, and the average price, net of severance taxes, decreased to $0.90 per thousand cubic feet in the third quarter of 1995 from $1.26 in the same quarter of 1994.

      The decrease in natural gas volumes in the third quarter of 1995 was primarily attributable to decreased production from the Bitter Creek Field in Utah due to market conditions in the area. The decrease in crude oil, condensate and natural gas liquids volumes in the third quarter of 1995 was due primarily to normal production declines.

      Lease operating expense decreased $5,000 (7%) in the third quarter of 1995 primarily due to decreased production taxes. Depreciation and amortization expense increased $130,000 (186%) in the third quarter of 1995 due primarily to a non-cash charge of $165,000 being recorded in the third quarter of 1995 in order that the net investment in gas and oil properties would not exceed the estimated future net revenues from proved reserves, computed at current prices, and discounted at 10% as required under the full-cost method of accounting for gas and oil properties, partially offset by decreased equivalent production volumes.

      Revenues from the sale of production in the first nine months of 1995 decreased $373,000 (53%) from the first nine months of 1994. Natural gas sales decreased $372,000 (70%) as production volumes decreased to 125 million cubic feet in the first nine months of 1995 from 287 million cubic feet in the first nine months of 1994, and the average price, net of severance taxes, decreased to $1.00 per thousand cubic feet in the first nine months of 1995 from $1.47 in the first nine months of 1994. Crude oil, condensate and natural gas liquids sales decreased $1,000 as production volumes decreased to 10,710 barrels in the first nine months of 1995 from 11,853 barrels in the first nine months of 1994, partially offset by an increase in the weighted average price, net of severance taxes, to $14.93 per barrel in the first nine months of 1995 from $13.61 per barrel in the first nine months of 1994.

      The decrease in natural gas volumes in the first nine months of 1995 was primarily attributable to decreased production from the Bitter Creek Field in Utah due to market conditions in the area. The reduction in crude oil, condensate and natural gas liquids volumes was primarily due to normal production declines.

      Lease operating expense decreased $79,000 (28%) in the first nine months of 1995 primarily due to decreased production taxes. Depreciation and amortization expense decreased $21,000 (7%) in the same period primarily due to decreased equivalent production volumes, partially offset by a non-cash charge of $165,000 being recorded in the third quarter of 1995 in order that the net investment in gas and oil properties would not exceed the estimated future net revenues from proved reserves, computed at current prices, and discounted at 10% as required under the full-cost method of accounting for gas and oil properties.

                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings.

      None

Item 2.     Changes in Securities.

      None.

Item 3.     Defaults Upon Senior Securities.

      None.

Item 4.     Submission of Matters to a Vote of Security Holders.

      None.

Item 5.     Other Information.

      None.

Item 6.     Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

            None.

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended September 30, 1995.


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             COASTAL 1986 DRILLING PROGRAM, LTD.
                                           (Registrant)

                             By Its General Partner,
                             Coastal Limited Ventures, Inc.



Date:  November 13, 1995     By:                  COBY C. HESSE
                                  --------------------------------------------

                                                   Coby C. Hesse
                                               Senior Vice President
                                            (As Authorized Officer and
                                             Chief Accounting Officer)