Form 10-K
period 1995-12-31
COASTAL 1986 DRILLING PROGRAM LTD
filed 1996-03-29
CIK 783747

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995 or

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________ to ____________________

Commission file number 0-15527


                       COASTAL 1986 DRILLING PROGRAM, LTD.
             (Exact name of registrant as specified in its charter)

                  Texas                                 76-0164393
      (State or other jurisdiction                   (I.R.S. Employer
    of incorporation or organization)               Identification No.)

              Coastal Tower
           Nine Greenway Plaza
             Houston, Texas                             77046-0995
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (713) 877-1400

                              ---------------------

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:

     Units of Limited Partnership Interests

                              ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The required statement as to the aggregate market value of the voting stock of the Registrant held by non-affiliates is not applicable as the Registrant is a limited partnership.

Documents incorporated by reference:

     None.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                     PART I

Item                                                                       Page

   1.        Business....................................................    1
   2.        Properties..................................................    3
   3.        Legal Proceedings...........................................    3
   4.        Submission of Matters to a Vote of Security Holders.........    3


                                     PART II

   5.        Market for the Registrant's Common Equity and Related
             Stockholder Matters.........................................    4
   6.        Selected Financial Data.....................................    4
   7.        Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................    4
   8.        Financial Statements and Supplementary Data.................    4
   9.        Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................    4


                                    PART III

  10.        Directors and Executive Officers of the Registrant..........    5
  11.        Executive Compensation......................................    6
  12.        Security Ownership of Certain Beneficial Owners and
             Management..................................................   14
  13.        Certain Relationships and Related Transactions..............   18


                                     PART IV

  14.        Exhibits, Financial Statement Schedules and Reports on
             Form 8-K....................................................   19

                                     PART I


Item 1.     Business.

     Coastal 1986 Drilling Program, Ltd. ("Partnership") was a limited partnership organized under the laws of the State of Texas on October 18, 1985. Its General Partner is Coastal Limited Ventures, Inc. ("CLV"), a Texas corporation and a wholly-owned subsidiary of The Coastal Corporation ("Coastal"). The Partnership commenced operations on October 8, 1986.

      The operations of the Partnership consisted of operating, through a joint venture ("Joint Venture") described below, gas and oil wells located in several regions of the United States, which resulted from the Partnership's exploration and development drilling program ("Program") completed in 1987.

      The Partnership and CLV have no employees. None of the officers of CLV devotes full time to the activities of the Partnership.

      Under the terms of the Agreement of Limited Partnership dated as of September 1, 1986 (the "Partnership Agreement") and the Joint Venture Agreement dated as of October 8, 1986 (the "Joint Venture Agreement"), both the Partnership and the Joint Venture terminated on January 1, 1996. In accordance with the terms and conditions of the Joint Venture Agreement, upon dissolution, each gas and oil property will be sold or transferred to the Other Joint Venturer which assigned the property to the Joint Venture at a value determined by independent appraisal. After all Joint Venture assets have been liquidated and all Joint Venture obligations have been paid, the remaining cash in the Joint Venture will be distributed among the Joint Venturers. As among the Partners in the Partnership, the liquidating distribution will be distributed 99% to the Limited Partners and 1% to the General Partner. Final dissolution proceeds will be distributed to the Limited Partners in May 1996. During the dissolution phase of the Partnership, the General Partner shall act as liquidator and may be paid a reasonable fee for acting as such. The amounts determined by the independent appraisal which will be realized from the disposition of the remaining assets may differ materially from the amounts in the accompanying financial statements.

      Joint Venture

      The Joint Venture which conducted the operations of the Partnership was a Texas general partnership between the Partnership and three wholly-owned subsidiaries of Coastal. The Partnership was the managing partner of the Joint Venture. Coastal Oil & Gas Corporation, ANR Production Company and CIG Exploration, Inc. were the Other Joint Venturers, each of which is a direct or indirect, wholly-owned subsidiary of Coastal engaged primarily in gas and oil exploration and production activities.

      The Other Joint Venturers contributed leasehold acreage having an agreed value of $6,300,000 to the Joint Venture to provide the drilling blocks ("Drilling Blocks") upon which the exploratory and development wells were drilled. The Partnership contributed $12,121,000 to the Joint Venture, including $12,000,000 from the public offering of 12,000 units of limited partnership interests ("Units"), which was expended for drilling, completing and equipping Program wells.

      Crude oil and other liquid hydrocarbon production from Joint Venture wells was generally subject to a preferential right and option of the Other Joint Venturer to purchase such production at the higher of its posted field price or the average of the highest three prices being paid for similar production in the field. Production not sold to one of the Other Joint Venturers was sold at negotiated prices.

      Most of the natural gas from Joint Venture wells was committed under contracts with pipeline companies. Contract prices for natural gas are subject to limitations under the Natural Gas Policy Act of 1978. Gas production not committed was sold at negotiated prices.

      During 1995, natural gas and crude oil, condensate and natural gas liquids sales to Coastal subsidiaries and crude oil sales to Texaco Trading & Transportation and Koch Oil Company accounted for 57%, 21% and 12% of the Joint Venture's oil and gas sales.

      Participation in Costs and Revenues

      Information as to participation by the Partnership and Joint Venture in costs and revenues is set forth in Note 2 of Notes to Financial Statements included herein.

      Pursuant to the Partnership Agreement, CLV received administrative fee payments from the Partnership in lieu of allocating its administrative expenses as discussed in Note 4 of Notes to Financial Statements included herein.

      Partnership Payout was achieved in October 1992. After payout, the Partnership's share of Joint Venture revenues and expenses was reduced to 40% from 90% and the Other Joint Venturers' share was increased to 60% from 10%.

      Production Operations

      The following table presents production and sales price information for 1995, 1994 and 1993.

                                                                                     Year Ended December 31,
                                                                               ----------------------------------
                                                                                 1995         1994         1993
                                                                               --------     --------     --------
Production:
   Crude oil, condensate and natural gas liquids (barrels)................       14,481       15,834        18,071
   Gas (million cubic feet)...............................................          184          323           153

Average sales price*:
   Crude oil, condensate and natural gas liquids, per barrel..............     $  14.81     $  13.77     $   16.18
   Gas, per thousand cubic feet...........................................         1.07         1.45          1.83

------------------------------------
*Net of severance taxes.

      For a discussion of "Operations," see "Management's Review," presented on pages F-1 and F-2, included herein.

Item 2.     Properties.

      The following table sets forth information with respect to the producing gas and oil properties in which the Partnership had an interest as of December 31, 1995.

      State/Field/County                                Oil          Gas
      ------------------                                ---          ---
      California
         Grimes, Colusa County                            -            1
      Montana
         Crane, Richland County                           1            -
      Oklahoma
         East Lookeba, Caddo County                       2            -
         Southwest Hinton, Caddo County                   1            -
      Texas
         Caramel, Terry County                            1            -
         West Jeffress, Hidalgo County                    -            1
      Utah
         Bitter Creek, Uintah County                      -           11
      Wyoming
         South Powell, Converse County                    1           -
                                                        ---          ---

              Total                                       6           13
                                                        ===          ===

      For information on proved reserves of the Partnership, see "Supplemental Information on Exploration, Development and Production Activities," pages F-9 - F-11, included herein.

Item 3.    Legal Proceedings.

      None.

Item 4.    Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II


Item 5.    Market for the Registrant's Common Equity and Related Stockholder
Matters.

      The registrant had no common stock. Its ownership was represented by Units. There were 428 holders of Units as of December 31, 1995. There was no market for the Units as transfer of Units was restricted. Under the Partnership Agreement, Units were transferable only in the event of death, by operation of law, or by a natural person by gift to family members, i.e., parents, spouses, children and grandchildren or to a trust for the benefit of such family members. The General Partner was required to offer, by May 1st of each year, commencing in 1988 and ending in 1995, to repurchase Units as discussed in Note 5 of Notes to Financial Statements included herein.

      Cash distributions to Limited Partners, which are paid quarterly, totaled $8.45 per $1,000 Unit for 1995, $30.95 for 1994 and $22.30 for 1993.

Item 6.    Selected Financial Data.

      The following selected financial data (in thousands of dollars except per Unit amounts) is derived from the Financial Statements included herein and Item 6 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. The Notes to Financial Statements included herein contain other information relating to this data.

                                                                        Year Ended December 31,
                                                     ------------------------------------------------------------
                                                       1995         1994         1993         1992         1991
                                                     --------     --------     --------     --------     --------
Revenues:
   Sale of gas and oil..........................     $    467     $    817     $    615     $  1,564     $  2,277
   Interest.....................................            -            8            9           10           23
                                                     --------     --------     --------     --------     --------
                                                          467          825          624        1,574        2,300

Net Earnings (Loss).............................         (201)        (122)        (427)         389          306

Net Earnings (Loss) per Unit....................       (16.58)      (10.07)      (35.23)       32.09        25.25

Total Assets at Year End........................          807        1,196        1,956        2,710        4,510

Cash Distributions per Unit.....................         8.45        30.95        22.30        87.45       183.20


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on pages F-1 and F-2 herein.

Item 8.     Financial Statements and Supplementary Data.

      The Financial Statements and Supplementary Data required hereunder are included in this Annual Report as set forth in Item 14(a) herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III


Item 10.    Directors and Executive Officers of the Registrant.

      The Partnership does not have any directors or executive officers. Its General Partner is CLV. The following presents information with respect to the directors and executive officers of CLV as of March 13, 1996:

Name (Age), Year First Elected
Director and/or Officer of CLV                  Positions and Offices with CLV

David A. Arledge (51), 1981                     Chairman of the Board and Chief
                                                   Executive Officer
Jerry D. Bullock (66), 1992                     President and Director
Carl A. Corrallo (52), 1993                     Senior Vice President and
                                                   Director
Rodney D. Erskine (51), 1994                    Senior Vice President
Coby C. Hesse (48), 1986                        Senior Vice President
Harvey R. Klingensmith (43), 1993               Senior Vice President and
                                                   Director
Austin M. O'Toole (60), 1980                    Senior Vice President, Secretary
                                                   and Director
Charles R. Carpenter (47), 1990                 Vice President
Fred H. Hallman (55), 1980                      Vice President and Controller
Wilson Humphrey (60), 1983                      Vice President
Gregory W. Hutson (44), 1989                    Vice President
Ronald D. Matthews (48), 1994                   Vice President and Treasurer
B. P. McCarley (60), 1980                       Vice President
John C. McKay (47), 1996                        Vice President
Betty J. Nelson (64), 1988                      Vice President
Dale V. Shultz (61), 1981                       Vice President

      The above named persons bear no family relationship to each other. Their respective terms of office expire coincident with CLV's Annual Meeting of the sole stockholder and Annual Meeting of the Board of Directors to be held in May 1996. Each of the officers named above have been officers of CLV and/or Coastal for five years or more with the following exceptions:

      Mr. Bullock was elected Senior Vice President, exploration and production, of Coastal in August 1992. From 1987 to 1990, he was an Executive Vice President of British Petroleum's BP Exploration Company and a director and a member of the management committee of BP Exploration USA. From 1990 to 1992, he was an independent petroleum consultant for several major exploration companies.

      Mr. Corrallo was elected Senior Vice President and General Counsel of Coastal in March 1993. He has served as a Senior Vice President of Coastal States Management Corporation, a subsidiary of Coastal, since August 1991 and prior thereto as Vice President since December 1986.

      Mr. Erskine was elected Senior Vice President, Production, of Coastal Oil & Gas Corporation in February 1994. Prior to joining Coastal Oil & Gas, he had been president and chief executive officer of Nerco Oil & Gas Inc., a subsidiary of Kennecott, since 1991. From 1975 to 1991, he held a series of engineering and executive positions with Union Texas Petroleum.

      Mr. Klingensmith was elected Senior Vice President of Coastal Oil & Gas Corporation in October 1993. Prior to joining Coastal Oil & Gas, he was Vice President - Exploration at Maxus Energy since 1989. From 1977 to 1989, he held a series of engineering and executive positions with Maxus.

      Mr. Matthews was elected Vice President and Treasurer in September 1994. He has held various positions in financial management with Coastal and its affiliates since 1981, and was elected Treasurer of Coastal in September 1994.

     Mr. McKay was elected Vice President, Operations Administration, of ANR Production Company, CIG Exploration, Inc., CoastalDril, Inc. and Coastal Oil & Gas Corporation in February 1996. He has served as Assistant Controller of CLV since 1986.

Item 11.    Executive Compensation.

      The Registrant has no executive officers or directors. It is managed by CLV which receives an annual administrative fee pursuant to the Partnership Agreement as discussed in Note 4 of Notes to Financial Statements included herein.

      CLV is an indirect, wholly-owned subsidiary of Coastal. Information concerning the cash compensation and certain other compensation of the directors and officers of Coastal is contained in this section.

Summary of Cash and Certain Other Compensation

      The following table sets forth information for the fiscal years ended December 31, 1995, 1994 and 1993 as to cash compensation paid by Coastal and its subsidiaries, as well as certain other compensation paid or accrued for those years, to Coastal's Chief Executive Officer ("CEO") and its four other most highly compensated executive officers (the "Named Executive Officers").

                           Summary Compensation Table


                                                                             Long Term Compensation
                                                                         ------------------------------
                                     Annual Compensation<F1>               Awards           Payouts
                              ----------------------------------         ------------     -------------
                                                                          Securities                          All Other
                                                                          Underlying          LTIP             Compen-
Name and                                                                   Options/          Payouts           sation
Principal Position           Year    Salary ($)<F2>    Bonus ($)<F3>        SARs (#)<F4>       ($)<F5>            $<F6>
------------------           ----    ----------       ---------          ------------     -------------    ---------

O. S. Wyatt, Jr.,            1995         849,093         300,000               -0-            -0-              67,928
Chairman of the Board        1994         849,093         200,000               -0-                             67,928
(and CEO through             1993         962,495          90,000               -0-                             71,690
October 4, 1995)

David A. Arledge,            1995         622,867         300,000            50,000          85,875             49,829
President, (CEO              1994         553,873         150,000               -0-                             44,310
commencing October 5,        1993         473,211          70,000            38,848                             42,042
1995) and Director

James F. Cordes,             1995         592,222         135,000            15,000          42,937             47,378
Executive V.P.               1994         592,223         130,000               -0-                             47,378
and Director                 1993         624,675          50,000            32,094                             48,414

James A. King,               1995         343,823          80,000            10,000           -0-               10,141
Executive V.P.               1994         343,823          75,000               -0-                              6,877
                             1993         324,658          28,000            20,000                              3,254

Sam F. Willson, Jr.          1995         334,062          75,000            10,000          25,762             26,725
Executive V.P.               1994         334,062          75,000               -0-                             26,725
                             1993         334,062          28,000            15,000                             28,600

------------------------






<F1>
Does not include the value of perquisites and other personal benefits because the aggregate amount of such compensation, if any, does not exceed the lesser of $50,000 or 10 percent of annual salary and bonus for any named individual.

<F2>
Salary amounts for Messrs. Wyatt, Arledge and Cordes for 1993 include directors' fees paid during this period. Directors' fees for members of management of Coastal were eliminated in September 1993. There was no salary change for Mr. Wyatt during 1994 and 1995; the reduced base pay level for 1994 and 1995 was due to the September 1993 salary reduction (reported in the 1994 Proxy Statement) being in effect for all of 1994 and 1995.

<F3>
The 1995 bonuses were based on the following factors: the individual's position; the individual's responsibility; and the individual's ability to impact Coastal's financial success. See Committee Report on page 8.

<F4>
The options do not carry any stock appreciation rights.

<F5>
During 1995, Messrs. Arledge, Cordes and Willson received one-time cash payments in the amounts indicated in connection with awards made in 1987 under Coastal's Performance Unit Plan. No further awards have been made under this Plan.

<F6>
All Other Compensation for 1995 consists of: (i) Coastal contributions to the Coastal Thrift Plan (O. S. Wyatt, Jr. $12,000; David A. Arledge $12,000; James
F. Cordes $12,000; James A. King $3,000; and Sam F. Willson, Jr. $12,000); and
(ii) certain payments in lieu of Thrift Plan contributions (O. S. Wyatt, Jr. $55,928; David A. Arledge $37,829; James F. Cordes $35,378; James A. King $7,141; and Sam F. Willson, Jr., $14,725). These payments are made to all employees of Coastal and its subsidiaries who participate in the Thrift Plan who must discontinue their Thrift Plan participation due to federal statutory limits.

      Coastal is negotiating an employment contract with James L. Van Lanen, Senior Vice President of Coastal responsible for coal operations, at his current annual rate of salary which will become effective upon the completion of the previously announced prospective sale of Coastal's coal subsidiaries, and which will extend through January 26, 2000. In addition, Coastal anticipates an agreement with Mr. Van Lanen under which he will receive a bonus based on the proceeds of the sale of such subsidiaries.

Stock Options

      The following table sets forth information with respect to stock options granted on March 1, 1995 for the fiscal year ended December 31, 1995 to the Named Executive Officers.

                  Option/SAR Grants in Last Fiscal Year (1995)


                                Number of       Percent of Total
                               Securities         Options/SARs
                               Underlying          Granted to          Exercise                      Grant Date
                              Options/SARs        Employees in           Price       Expiration        Present
           Name                 Granted<F1>       Fiscal Year<F2>        ($/Sh)          Date         Value ($)<F3>
           ----             ----------------- ---------------------   ----------   --------------  --------------

O. S. Wyatt, Jr.                    -0-                  -0-              -0-              -0-              -0-

David A. Arledge                  50,000                 -0-            28.50           2/28/05         623,153

James F. Cordes                   15,000                 -0-            28.50           2/28/05         186,946

James A. King                     10,000                 -0-            28.50           2/28/05         124,631

Sam F. Willson, Jr.               10,000                 -0-            28.50           2/28/05         124,631

--------------------







<F1>
Options expire ten years from the date of issuance and are granted at the fair market value of the Common Stock of Coastal on the date of grant. Options vest cumulatively at a rate of 20% of the option shares on each anniversary date of the date of grant beginning with the second anniversary.

<F2>
The options do not carry any stock appreciation rights.

<F3>
Based on the Black-Scholes option pricing model expressed as a ratio .4373 x exercise price x number of shares. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on assumptions that include (i) a stock price volatility of .2343, calculated using monthly stock prices for the three years prior to the grant date, (ii) an interest rate of 7.4%, (iii) a dividend yield of 1.42% and (iv) an option exercise term of ten years. No adjustments were made for the non-transferability of the options or to reflect any risk of forfeiture prior to vesting. The Securities and Exchange Commission ("S.E.C.") requires disclosure of the potential realizable value or present value of each grant. Coastal's use of the Black-Scholes model to indicate the present value of each grant is not an endorsement of this valuation, which is based on certain assumptions, including the assumption that the option will be held for the full ten-year term prior to exercise. Studies conducted by Coastal's independent consultants indicate that options are usually exercised before the end of the full ten-year term.

Option/SAR Exercises and Holdings

      The following table sets forth information with respect to the Named Executive Officers, concerning the exercise of options during the last fiscal year and unexercised options and SARs held as of the fiscal year ("FY") ended December 31, 1995.

                                Aggregated Option/SAR Exercises In Last Fiscal Year
                                        And FY-End Option/SAR Values (1995)

                                                                             Number of
                                                                            Securities               Value of
                                                                            Underlying              Unexercised
                                                                            Unexercised            In-the-Money
                                                                           Options/SARs            Options/SARs
                                                                           at FY-End (#)         at FY-End ($)<F1>

                        Shares Acquired                                    Exercisable/            Exercisable/
        Name              on Exercise (#)       Value Realized ($)         Unexercisable           Unexercisable
--------------------    -----------------      ---------------------     -----------------       ---------------
O. S. Wyatt, Jr.               -0-                      -0-               -0-     /  -0-         -0-    /   -0-
David A. Arledge               -0-                      -0-              222,373  /  98,000   2,501,525 /  833,300
James F. Cordes              121,787                 1,036,099            16,000  /  49,000      20,000 /  414,850
James A. King                  -0-                      -0-               24,000  /  16,000     258,800 /  154,400
Sam F. Willson, Jr.          16,149                   64,743              36,000  /  31,000     226,560 /  258,350

------------------
<F1>
$-based on the market price of $37.19 at December 31, 1995.

                COMPENSATION AND EXECUTIVE DEVELOPMENT COMMITTEE
                        REPORT ON EXECUTIVE COMPENSATION

      The following report has been provided by The Coastal Corporation's Compensation and Executive Development Committee (the "Committee") of the Board of Directors in accordance with current S.E.C. proxy statement disclosure requirements. The members of the Committee include John M. Bissell (Chairman), Roy D. Chapin, Jr., and Jerome S. Katzin.

      This material states Coastal's current overall compensation philosophy and program objectives. Detailed descriptions of Coastal's compensation programs are provided as well as the information on Coastal's 1995 pay levels for the CEO.

Overall Objectives of the Executive Compensation Program

      Coastal's compensation philosophy and program objectives are directed by two primary guiding principles. First, the program is intended to provide fully competitive levels of compensation - at expected levels of performance - in order to attract, motivate and retain talented executives. Second, the program is intended to create an alignment of interests between Coastal's executives and stockholders such that a significant portion of each executive's compensation is directly linked to maximizing stockholder value.

      In support of this philosophy, the executive compensation program is designed to reward performance that is directly relevant to Coastal's short-term and long-term success. As such, Coastal attempts to provide both short-term and long-term incentive pay that varies based on corporate and individual performance.

      To accomplish these objectives, the Committee has structured the executive compensation program with three primary underlying components: base salary, annual incentives, and long-term incentives (i.e., stock options). The following sections describe Coastal's plans by element of compensation and discuss how each component relates to Coastal's overall compensation philosophy.

      In reviewing this information, reference is often made to the use of competitive market data as criteria for establishing targeted compensation levels. Coastal targets the market 50th percentile for its total compensation program and actual total compensation rates in 1995 were at or below the targeted level. (However, Coastal's competitive pay posture varies by pay element, as described below.) Several market data sources are used by Coastal, including energy industry norms for the publicly traded peer companies included in Coastal's shareholder return performance graph, as reflected in these companies' proxy statements. In addition, we utilize published survey data and data obtained from independent consultants that are for general industry companies similar in size (i.e., revenues) to Coastal. The published surveys include data on over 50 companies of comparable size to Coastal, as measured by revenues. Greater emphasis is placed on the published data and data obtained from consultants than on the data for proxy peers, since the published data and consulting data are reflective of company size.

Base Salary Program

      Coastal's base salary program is based on a philosophy of providing base pay levels that fall between the market 50th and 75th percentiles. Coastal periodically reviews its executive pay levels to assure consistency with the external market. Generally, Coastal's actual base salary levels for 1995 for executives as a group were consistent with the targeted percentiles. We believe it is crucial to provide strongly competitive salaries over time in order to attract and retain executives who are highly talented.

      Annual salary adjustments for Coastal are based on several factors: general levels of market salary increases, individual performance, competitive base salary levels, and Coastal's overall financial results. Coastal reviews performance qualitatively considering total shareholder returns, the level of earnings, return on equity, return on total capital and individual business unit performance. These criteria are assessed qualitatively and are not weighted. All base salary increases are based on a philosophy of pay-for-performance and perceptions of an individual's long-term value to Coastal. As a result, employees with higher levels of performance sustained over time will be paid correspondingly higher salaries.

The Annual Bonus Plan

      Coastal's Annual Bonus Plan is intended to (1) reward key employees based on company/business unit and individual performance; (2) motivate key employees; and (3) provide competitive cash compensation opportunities to plan participants. Under the plan, target award opportunities vary by individual position and are expressed as a percent of base salary. The individual target award opportunities, which are slightly below market median levels, are then aggregated into a total target pool which is adjusted as described below. The amount a particular executive may earn is directly dependent on the individual's position, responsibility, and ability to impact our financial success.

      The actual bonus pool is established each year by modifying the target pool based on Coastal's overall performance against measures established by the Committee. In fiscal year 1995, the key performance measure considered was earnings before interest and taxes ("EBIT") against plan. This measure was weighted 50% of the total bonus program. In 1995 Coastal's EBIT performance was above threshold standards (minimum performance level for bonus payment) but below a very aggressive plan, resulting in the EBIT portion of the bonus paid being below target. The remaining 50% of the annual bonus opportunity in 1995 is a discretionary annual bonus pool. As a result, no formula performance measures were used in establishing the size of awards under this portion of the plan. However, in establishing the size of the discretionary bonus pool, the Committee considered Coastal's Return on Equity relative to industry peers (using the same peers included in the shareholder return graph), Return on Total Capital compared to industry peers, the EBIT performance of each business unit, progress made toward improving Coastal's operational and financial performance, and the need to reward unique individual contributions. These measures were not formally weighted by the Committee. The size of the discretionary bonus pool element was established above threshold but below target based on the qualitative performance assessment described above. As a result, actual bonus payments for 1995 were below target and median market levels.

      Individual awards from the established bonus pool are recommended by senior management, with advice and consent from the Committee. Individual awards from the pool are based on business unit and individual employee performance, future potential, and competitive considerations. All individual performance assessments are conducted in a non-formula fashion without specific goal weightings. The total bonus awards made may not exceed the amount of funds in the bonus pool.

Long-Term Incentive Plan

      Coastal's Long-Term Incentive Plan ("LTIP") is designed to focus executive efforts on the long-term goals of Coastal and to maximize total return to our shareholders. While Coastal's LTIP allows the Committee to use a variety of long-term incentive devices, the Committee has relied solely on stock option awards to provide long-term incentive opportunities in recent years.

      Stock options align the interests of employees and shareholders by providing value to the executive through stock price appreciation only. All stock options have a ten-year term before expiration and are fully exercisable within 7 years of the grant date.

      Stock options were granted to the Named Executive Officers in 1995 and it is anticipated that stock option awards will be made periodically at the discretion of the Committee in the future. As in past years, the number of shares actually granted to a particular participant is also based on Coastal's financial success, its future business plans, and the individual's position and level of responsibility within Coastal. All of these factors are assessed subjectively and are not weighted.

1995 Chief Executive Officer Pay

      As previously described, the Committee considers several factors in developing an executive's compensation package. For the CEO, these include competitive market practices (consistent with the philosophy described for other executives), experience, achievement of strategic goals, and the financial success of Coastal (considering the factors described under the annual bonus plan above).

O. S. Wyatt, Jr.

     Mr. Wyatt served as CEO through October 4, 1995 when, at his recommendation, the Board of Directors elected Mr. Arledge to the CEO position.

      Mr. Wyatt received no salary increase in 1995. The Committee took no action regarding Mr. Wyatt's base salary, in spite of significantly improved Coastal performance during the year. This lack of any adjustment is not a reflection of performance; rather, it is based on considering strong input from the Chairman, who wants to see continued improvement in shareholder returns before receiving any base salary increase.

      Mr. Wyatt's bonus for 1995 performance was $300,000 payable in 1996. This bonus award was below targeted levels (and below market median levels) since Coastal's aggregate performance on the measures described in the annual bonus section of this report was below the aggressive Coastal targets.

      The Committee granted no stock options to Mr. Wyatt in 1995 (consistent with past practices), considering his strongly expressed and longstanding opinion on this issue. Mr. Wyatt and the Committee considered Mr. Wyatt's current level of stock ownership in reaching this decision.

David A. Arledge

     Mr. Arledge was elected CEO on October 5, 1995. During 1995, his base annual salary was increased to $625,000.

      Mr. Arledge's bonus for 1995 was $300,000 payable in 1996. This award was below targeted levels (and below market median levels) since Coastal's aggregate performance on the measures described in the annual bonus section of this report were below the aggressive Coastal targets.

      The Committee granted stock options for 50,000 shares to Mr. Arledge in 1995 in recognition of his performance and as an incentive to continue his efforts to increase shareholder value. These awards are tied to performance in that the executive only realizes income from stock options if the stock price rises. The grant is below market levels for the executive positions held by him.

$1 Million Pay Deductibility Cap

      Under Section 162(m) of the Internal Revenue Code, public companies are precluded from receiving a tax deduction on compensation paid to executive officers in excess of $1 million. To address the $1 million pay deductibility cap issue, Coastal's 1995 LTIP is structured so that stock option awards (which are intended to be the primary long-term incentive vehicle for the present time) qualify for an exemption from the $1 million pay deductibility limit.

      Also, at the present time, the Chairman of the Board of Directors and the CEO are the only executives whose base salary plus target bonus exceeds $1 million. In order to preserve Coastal's tax deduction for base salary plus bonus for these individuals, Coastal has established a nonqualified deferred compensation program. Under this program, any annual incentive awards that bring cash compensation to a level over $1 million may be deferred so that payments occur after the individual is no longer a Named Executive Officer, thus preserving the deductibility of the pay for Coastal.

                            Compensation and Executive Development Committee

                            John M. Bissell, Chairman
                            Roy D. Chapin, Jr.
                            Jerome S. Katzin

Pension Plan

      The following table shows for illustration purposes the estimated annual benefits payable currently under the Pension Plan and Coastal's Replacement Pension Plan described below upon retirement at age 65 based on the compensation and years of credited service indicated.

                                                              Years of Credited Service
      5-Year Final                     --------------------------------------------------------------------
      Average Pay                      15 Years       20 Years        25 Years       30 Years      35 Years
      -----------                      --------------------------------------------------------------------

      $  125,000...................  $   34,133      $  45,511      $   56,889      $  68,266     $  67,518
         150,000...................      41,633         55,511          69,389         83,266        82,518
         175,000...................      41,633         55,511          69,389         83,266        82,518
         200,000...................      41,633         55,511          69,389         83,266        82,518
         225,000...................      41,633         55,511          69,389         83,266        82,518
         250,000...................      41,633         55,511          69,389         83,266        82,518
         300,000...................      41,633         55,511          69,389         83,266        82,518
         400,000...................      41,633         55,511          69,389         83,266        82,518
         450,000...................      41,633         55,511          69,389         83,266        82,518
         500,000...................      41,633         55,511          69,389         83,266        82,518

(A) Compensation covered under the Pension Plan for employees of the Company and the Company Replacement Pension Plan generally includes only base salary and is limited to $150,000 for 1995.

(B) Federal legislation has reduced the benefit which may be earned due to future service; however, benefits previously earned may not be reduced. At December 31, 1995 each of the individuals named in the Summary Compensation Table had covered salary for future benefit accrual of $150,000 and the following years of credited service and pension payable at age 65 (or current age, if over 65): Mr. Wyatt, 40 years, $461,297; Mr. Arledge, 15 years, $56,288; Mr. Cordes, 18 years, $76,087; Mr. King, 3 years $12,141 (not vested); and Mr. Willson, 23 years, $99,715.

(C) The normal form of retirement income is a straight life annuity. Benefits payable under the Pension Plan are subject to offset by 1.5% of applicable monthly social security benefits multiplied by the number of years of credited service (up to 331/3 years).

      The Employee Retirement Income Security Act of 1974, as amended by subsequent legislation, limits the retirement benefits payable under the tax-qualified Pension Plan. Where this occurs, Coastal will provide to certain executives, including persons named in the Summary Compensation Table, additional nonqualified retirement benefits under a Coastal Replacement Pension Plan. These benefits, plus payments under the Pension Plan, will not exceed the maximum amount which Coastal would have been required to provide under the Pension Plan before application of the legislative limitations, and are reflected in the above table and footnote (B).

PERFORMANCE GRAPH - SHAREHOLDER RETURN ON COMMON STOCK

                                     [GRAPH]

                           Five-Year Cumulative Values
                             $100 Invested 12/31/90
                              Dividends Reinvested

                                                      DOLLAR VALUE OF $100 INVESTMENT AT DECEMBER 31,
                                       -----------------------------------------------------------------------
                                        1990          1991         1992         1993         1994         1995
                                        ----          ----         ----         ----         ----         ----

Coastal                              $   100         $  78        $  77        $  91        $  85        $ 121
S&P 500                                  100           130          140          154          156          215
Index<F1><F2>                            100            83           75           89          108           97

<F1>
The Index is based on Value Line's Diversified Natural Gas Group - the Performance Graph reflects total shareholder return weighted to reflect the market capitalizations of the peer companies. The peer group is comprised of:
Arkla/NorAm, Burlington Res., Cabot, Columbia, Consolidated Nat. Gas, Eastern Enterprises, Enron, Enserch, Equitable Res., KN Energy, Mitchell Energy, National Fuel Gas, PanEnergy, Questar, Seagull Energy, Sonat, Southwestern Energy, Tenneco, Valero and Williams Cos.

<F2>
Coastal is excluded from the Index.

Transaction with Management and Others

      In 1987, Coastal Mart, Inc. ("Coastal Mart"), a subsidiary of Coastal, entered into a ten-year lease/purchase agreement with Pester Marketing Company ("Pester Marketing") for 220 gasoline service stations (subsequently reduced to 182 stations through disposition of assets) located in the midwestern region of the United States. Jack Pester, a principal stockholder and Chief Executive Officer of Pester Marketing, subsequently became an employee, officer and director of Coastal Mart and was elected a Senior Vice President of Coastal. Mr. Pester is no longer active in the management of Pester Marketing, and his stock interest in that company has been placed in trust. In 1994, the lease transaction was terminated pursuant to an agreement under which Coastal Mart acquired ownership of and title to 175 of the gasoline service stations and Pester Marketing retained the seven remaining stations.

      During 1995 Coastal and/or its subsidiaries sold approximately 13,447,600 gallons of gasoline to Pester Marketing at prevailing market prices totaling approximately $8,352,300.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

      (a)  Security Ownership of Certain Beneficial Owners.

      Holders of Units are entitled to vote only as to certain specific matters. The following table sets forth information, as of December 31, 1995, with respect to CLV and to each person known or believed by CLV to be the beneficial owner of five percent or more of the Units, the only class of securities of the Registrant outstanding.

                                                              Amount and Nature of                     Percent
Name and Address of Beneficial Owner                          Beneficial Ownership*                   of Class
------------------------------------                          ---------------------                   --------
Coastal Limited Ventures, Inc.                                        2,263                              18.9
Nine Greenway Plaza
Houston, TX  77046

Massachusetts Mutual Life Insurance Co.                               2,051                              17.1
1295 State Street
Springfield, MA  01111

Warren H. and Susan K. Heller
515 West Buckey Road
Phoenix, AZ  85003                                                      841                               7.0

-------------------------------------------------
* CLV believes that each holder of Units has sole voting and investment power.

      (b)  Security Ownership of Management.

      CLV is an indirect, wholly-owned subsidiary of Coastal. Information concerning the security ownership of certain beneficial owners and management of Coastal is contained in this section.

      The total number of shares of stock of Coastal outstanding as of March 13, 1996 is 113,480,598: consisting of 61,056 shares of $1.19 Cumulative Convertible Preferred Stock, Series A (the "Series A Preferred Stock"); 77,495 shares of $1.83 Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock"; 32,663 shares of $5.00 Cumulative Convertible Preferred Stock, Series C (the "Series C Preferred Stock"); 8,000,000 non-voting shares of $2.125 Cumulative Preferred Stock, Series H; 104,918,785 shares of Common Stock, and 390,599 shares of Class A Common Stock.

      Each voting share of Common Stock or Preferred Stock entitles the holder to one vote with respect to all matters to come before a shareholders' meeting while each share of Class A Common Stock entitles the holder to 100 votes. However, 25% of Coastal's directors standing for election at each annual meeting will be determined solely by holders of the Common Stock and voting Preferred Stock voting as a class.

      The following table sets forth information, as of March 13, 1996, with respect to each person known or believed by Coastal to be the beneficial owner, who has or shares voting and/or investment power (other than as set forth below), of more than five percent (5%) of any class of its voting securities.

      Name and Address                                                                                 Percent (%)
     of Beneficial Owner                       Title of Class             Number of Shares            of Class <F1>
     -------------------                    --------------------          ----------------            ------------
O. S. Wyatt, Jr.                            Class A Common Stock               154,577  <F2>               38.2
Chairman of the Board
of Coastal
Nine Greenway Plaza
Houston, Texas 77046-0995

Trustee/Custodian under the                     Common Stock                13,476,985  <F3>               12.8
Thrift Plan, ESOP and                       Class A Common Stock                71,537  <F3>               17.7
Pension Plan of Coastal
and its subsidiaries
Texas Commerce Bank
 National Association
600 Travis, 10th Flr.
Houston, Texas  77002

FMR Corp.                                       Common Stock                 7,475,935                      7.1
82 Devonshire Street
Boston, Massachusetts 02109

Isabel H. Long                            Series A Preferred Stock              28,976                     47.5
485 S. Parkview Ave.,
Columbus, Ohio  43209-1075

The DeZurik Family                        Series C Preferred Stock              32,663  <F4>              100.0
c/o David DeZurik
2460 S.E. 8th St.
Pompano Beach, Florida 33062

----------

<F1>
Class includes presently exercisable stock options held by directors and executive officers.

<F2>
Includes 7,354 shares of Class A Common Stock owned by the spouse and a son of Mr. Wyatt, as to which shares beneficial ownership is disclaimed.

<F3>
The Trustee/Custodian is the record owner of these shares; and also is the record owner of 826 shares of the Series B Preferred Stock, each of which is convertible into 3.6125 shares of Common Stock and 0.1 share of Class A Common Stock. Voting instructions are requested from each participant in the Thrift Plan and ESOP and from the trustees under a Pension Trust. Absent timely voting instructions, the Trustee is permitted to vote Thrift Plan and ESOP shares on any matter, but has no authority to vote Pension Plan shares. Nor does the Trustee/Custodian have any authority to dispose of shares except pursuant to instructions of the administrator of the Thrift Plan and ESOP or pursuant to instructions from the trustees under the Pension Trust.

<F4>
Members of the DeZurik family acquired the Series C Preferred Stock in connection with a 1972 Agreement of Merger involving the acquisition of Colorado Interstate Gas Company, a subsidiary of the Company.

      The following table sets forth information, as of March 13, 1996, regarding each of the current directors, including Class I directors standing for election, and all directors and executive officers as a group. Each director has furnished the information with respect to age, principal occupation and ownership of shares of stock of Coastal Messrs. Bissell, Burrow, Chapin and Katzin are Class I directors whose terms expire in 1996; Messrs. Arledge, Brundrett, Wooddy and Wyatt are Class II directors whose terms expire in 1997 and Messrs.
Cordes, Gates, Johnson and McDade are Class III directors whose terms expire in 1998.

                                                                                                  Number of Shares
   Name, (Age), Year          Offices with Coastal                                                  Beneficially         Percent (%)
 First Became Director     and/or Principal Occupation                    Title of Class              Owned<F1>           of Class*
 ---------------------     ---------------------------                    --------------          ----------------      -----------

O. S. Wyatt, Jr.          Chairman of the Board                           Common Stock               2,866,558  <F2>         2.7
(71), 1955                                                                Class A Common Stock         154,577  <F2>        38.2

Harold Burrow             Vice Chairman of the Board;                     Common Stock                 154,281  <F2>
(81), 1973                Chairman of Colorado Interstate Gas             Class A Common Stock          13,603               3.4
                          Company and American Natural
                          Resources Company

David A. Arledge          President and                                   Common Stock                 234,634
(51), 1988                Chief Executive Officer                         Class A Common Stock          14,396               3.6

John M. Bissell           Chairman and Chief Executive                    Common Stock                   4,576
(65), 1985                Officer of Bissell Inc.                         Class A Common Stock             -0-

George L. Brundrett, Jr.  Attorney; Former Senior Vice President          Common Stock                   4,910
(74), 1973                and General Counsel of Coastal                  Class A Common Stock           2,290

Roy D. Chapin, Jr.        Former Chairman and                             Common Stock                   3,250  <F2>
(80), 1988                Chief Executive Officer                         Class A Common Stock             -0-
                          of American Motors Corporation

James F. Cordes           Executive Vice President;                       Common Stock                  38,131
(55), 1985                President of American Natural Resources         Class A Common Stock             -0-
                          Company; President, Natural Gas Group

Roy L. Gates              Retired; Ranching and Investments               Common Stock                   4,095
(67), 1969                                                                Class A Common Stock           2,736

Kenneth O. Johnson        Senior Vice President                           Common Stock                  59,128
(75), 1988                                                                Class A Common Stock           9,604               2.4

Jerome S. Katzin          Retired Investment Banker                       Common Stock                  41,803
(77), 1983                                                                Class A Common Stock             -0-

Thomas R. McDade          Senior Partner, Law Firm of McDade              Common Stock                     500
(63), 1993                & Fogler L.L.P., Houston                        Class A Common Stock             -0-

L. D. Wooddy, Jr.         Retired; Former President of Exxon              Common Stock                   2,000
(69), 1992                Pipeline Company                                Class A Common Stock             -0-

All directors and executive officers as a group                           Common Stock               3,985,862  <F3>         3.8
(31 persons, including the above)                                         Class A Common Stock         200,522  <F3>        49.5

                        (See footnotes on following page)

      * Less than one percent unless otherwise indicated. Class includes outstanding shares and presently exercisable stock options held by directors and executive officers. Excluding presently exercisable stock options, directors and executive officers as a group would own 186,198 shares of Class A Common Stock, which would constitute 47.7% of the shares of such class.






<F1>
Except for the shares referred to in Notes 2 and 3 below, and the shares represented by presently exercisable stock options, the holders are believed by Coastal to have sole voting and investment power as to the shares indicated. Amounts include shares in Coastal ESOP and Thrift Plan, and presently exercisable stock options held by Messrs. Burrow (14,189 shares of Common Stock), Arledge (215,049 shares of Common Stock and 14,324 shares of Class A Common Stock), Cordes (21,000 shares of Common Stock), and Johnson (27,848 shares of Common Stock).

<F2>
Includes shares owned by the spouse and a son of Mr. Wyatt (266,595 shares of Common Stock and 7,354 shares of Class A Common Stock), by the spouse of Mr. Burrow (5,000 shares of Common Stock) and by the spouse of Mr. Chapin (1,000 shares of Common Stock), as to which shares beneficial ownership is disclaimed.

<F3>
Includes presently exercisable stock options to purchase 677,979 shares of Common Stock and 14,324 shares of Class A Common Stock; also includes 279,811 shares of Common Stock and 7,354 shares of Class A Common Stock owned by spouses and children, as to which shares beneficial ownership is disclaimed. In addition, one executive officer owns 8 shares of Series B Preferred Stock, each of which is convertible into 3.6125 shares of Common Stock and 0.1 share of Class A Common Stock.

      No incumbent director is related by blood, marriage or adoption to another director or to any executive officer of Coastal or its subsidiaries or affiliates.

      Except as hereafter indicated, the above table includes the principal occupation of each of the directors during the past five years. The listed executive officers have held various executive positions with Coastal, American Natural Resources Company, ANR Pipeline Company and/or Colorado Interstate Gas Company during the five-year period.

      Mr. Bissell is a member of the Boards of Directors of Old Kent Financial Corporation and Batts Inc.

      Mr. Cordes is a member of the Board of Directors of Comerica Inc.

      Mr. Katzin is a member of the Board of Directors of Qualcomm Incorporated.

      Mr. McDade is a trial lawyer and the founding senior partner of the Houston law firm of McDade & Fogler L.L.P. Prior to forming McDade & Fogler L.L.P., he was a senior partner in the Houston law firm of Fulbright & Jaworski. He is a member of the Board of Directors of Equity Corporation International.

      Messrs. Arledge, Burrow, Cordes and Wyatt are directors of Colorado Interstate Gas Company and ANR Pipeline Company. Messrs. Bissell and Chapin are directors of ANR Pipeline Company. Both of these subsidiaries of Coastal are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

      The following table sets forth information, as of December 31, 1995, concerning ownership of units of limited partnership interests in the Coastal 1986 Drilling Program, Ltd. and Coastal 1987 Drilling Program, Ltd., by directors and all directors and executive officers as a group.

                                                          1986                             1987
                                                       ($1,000 Unit)                    ($1,000 Unit)
                                                       -------------                    -------------
Directors                                        Units         Percent*            Units        Percent*
---------                                        -----         -------             -----        -------
O. S. Wyatt, Jr. ...........................      175           1.5                 750          5.4
Harold Burrow ..............................      258           2.2                 100            -
David A. Arledge ...........................       15             -                   -            -
John M. Bissell ............................       92             -                   -            -
George L. Brundrett, Jr. ...................        -             -                   -            -
Roy D. Chapin, Jr. .........................        -             -                  20            -
James F. Cordes ............................        -             -                   -            -
Roy L. Gates ...............................        -             -                   -            -
Kenneth O. Johnson .........................        -             -                   -            -
Jerome S. Katzin ...........................        -             -                   -            -
Thomas R. McDade............................        -             -                   -            -
L. D. Wooddy, Jr............................        -             -                   -            -
All directors and executive
  officers as a group (31 persons,
  including the above) .....................      605           5.0                 890          6.4

-----------------------
*     Less than 1% unless otherwise indicated.


      (c)   Changes in Control.

      Coastal knows of no arrangement which may, at a subsequent date, result in a change in control of Coastal or CLV.

Item 13.    Certain Relationships and Related Transactions.

      The General Partner and the Other Joint Venturers are Coastal subsidiaries, as discussed in Item 1 herein, and the directors of CLV are officers and/or directors of one or more Coastal subsidiaries, or of Coastal, as indicated in Item 10 herein. CLV receives payments from the Partnership of administrative fees and the Partnership has account balances with the Other Joint Venturers, as described in Note 4 of Notes to Financial Statements included herein. Certain production, in which the Partnership has an interest, is being sold to Coastal subsidiaries, as discussed in Item 1 herein. During 1995, sales of natural gas amounting to $196,000 and sales of crude oil, condensate and natural gas liquids amounting to $69,000 were made to Coastal subsidiaries at market value.

      Additional information called for by this item is set forth under Item 11, "Executive Compensation," and Note 4 of Notes to Financial Statements included herein.

      (b)   Certain business relationships.

            None.

      (c)   Indebetedness of management.

            None.

      (d)   Transactions with promoters.

            Not applicable.

                                     PART IV


Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this report or incorporated herein by reference.

      1. Financial Statements of Registrant and supplemental information included in response to Item 8 herein.

                                                                           Page


           Independent Auditors' Report ..................................  F-3

           Balance Sheet - December 31, 1995 and 1994 ....................  F-4

           Statement of Partners' Capital for the years ended December 31,
               1995, 1994 and 1993 .......................................  F-4

           Statement of Operations for the years ended December 31, 1995,
               1994 and 1993 .............................................  F-5

           Statement of Cash Flows for the years ended December 31, 1995,
               1994 and 1993 .............................................  F-5

           Notes to Financial Statements .................................  F-6

           Supplemental Information on Exploration, Development and
               Production Activities (unaudited) .........................  F-9

      2.   Financial statement schedules.

           Schedules are omitted as not applicable or not required, or the required information is shown in the Financial Statements or Notes thereto.

      3.   Exhibits.

            3.1+  Agreement of Limited Partnership.

            3.2+  Certificate of Limited Partnership.

           10.1+ Joint Venture Agreement among Coastal 1986 Drilling Program, Ltd., Coastal Oil & Gas Corporation, ANR Production Company and CIG Exploration, Inc.

            24*   Powers of Attorney (included on signature page herein).

            27*   Financial Data Schedule



         +Incorporated by reference from Registration Statement No. 33-1658.
          *Indicates filed herewith.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of 1995.

                               POWERS OF ATTORNEY


         Each person whose signature appears below hereby appoints David A. Arledge, Coby C. Hesse and Austin M. O'Toole and each of them, any one of whom may act without the joinder of the others, as his attorney-in-fact to sign on his behalf and in the capacity stated below and to file all amendments to this Annual Report on Form 10-K, which amendment or amendments may make such changes and additions thereto as such attorney-in-fact may deem necessary or appropriate.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COASTAL 1986 DRILLING PROGRAM, LTD.
(Registrant)

By Its General Partner,
Coastal Limited Ventures, Inc.


By:      JERRY D. BULLOCK
         --------------------------------
         Jerry D. Bullock
         President
         March 28, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      DAVID A. ARLEDGE
         --------------------------------
         David A. Arledge
         Principal Financial Officer and Director
         March 28, 1996


By:      JERRY D. BULLOCK
         --------------------------------
         Jerry D. Bullock
         Director
         March 28, 1996


By:      CARL A. CORRALLO
         --------------------------------
         Carl A. Corrallo
         Director
         March 28, 1996


By:      HARVEY R. KLINGENSMITH
         --------------------------------
         Harvey R. Klingensmith
         Director
         March 28, 1996


By:      AUSTIN M. O'TOOLE
         --------------------------------
         Austin M. O'Toole
         Director
         March 28, 1996

                               MANAGEMENT'S REVIEW


Management's Discussion and Analysis of Financial Condition and Results of Operations


                         LIQUIDITY AND CAPITAL RESOURCES

      Effective January 1, 1996, the Partnership terminated in accordance with the provisions for dissolution set forth in the Partnership Agreement as summarized in Note 1 of Notes to Financial Statements. Final dissolution proceeds will be distributed in May 1996.

                              RESULTS OF OPERATIONS

      Annual changes shown in this discussion are in comparison with the year immediately preceding.

Production

      Natural gas production decreased 139 million cubic feet (43%) in 1995 and increased 170 million cubic feet (111%) in 1994. The decrease in 1995 was primarily attributable to decreased production from the Bitter Creek Field in Utah due to market conditions in the area. The 1994 increase was primarily due to an increase from the Bitter Creek Field in Utah due to improved marketing alternatives in the area and to prior maintenance activities in the field.

      Production of crude oil, condensate and natural gas liquids decreased 1,353 barrels (9%) in 1995 and 2,237 barrels (12%) in 1994. The reductions in 1995 and 1994 were primarily due to normal production declines.

Revenues

      Revenues from the sale of production decreased $350,000 (43%) in 1995 and increased $202,000 (33%) in 1994.

      Natural gas revenues decreased $347,000 (59%) in 1995 and increased $280,000 (92%) in 1994. The reduction in 1995 was attributable to a decrease in production volumes and a lower net weighted average price. The 1994 increase was due to increased production volumes, partially offset by a lower net weighted average price.

      Crude oil, condensate and natural gas liquids revenues decreased $3,000 (1%) in 1995 and $78,000 (25%) in 1994. The 1995 decrease was due to a decrease in production volumes, partially offset by a higher net weighted average price. The decrease in 1994 was due to a decrease in production volumes and a lower net weighted average price.

      Interest income decreased $8,000 (100%) in 1995 and $1,000 (11%) in 1994 due primarily to varying levels of cash available for investment purposes.

Operating Expenses

      Lease operating expenses decreased $88,000 (26%) in 1995 and increased $94,000 (38%) in 1994. The decrease in 1995 was primarily attributable to decreased production taxes. The increase in 1994 was primarily due to increased production taxes and maintenance expenses.

Depreciation and Amortization

      Depreciation and amortization decreased $191,000 (37%) in 1995 and $198,000 (27%) in 1994. The decrease in 1995 was primarily due to decreased equivalent production volumes, a decreased rate and reduced carrying value charges. The 1994 decrease was primarily a result of decreased carrying value charges and a decreased rate, partially offset by increased production volumes. Non-cash charges of $165,000, $231,000 and $489,000 in 1995, 1994 and 1993,
respectively, were recorded so that the net investment in gas and oil properties would not exceed the estimated future net revenues from proved reserves, computed at prices at the end of the reported period, and discounted at 10% as required under the full-cost method of accounting for gas and oil properties.

Cash Distributions

      Cash distributions to Limited Partners since commencement of operations were (December distribution is made in the subsequent February):

                                                                                   Amount Per Unit
                                                                  ------------------------------------------------
      Period Ended                                                  1995         1994         1993         1992
      ------------                                                --------     --------     --------     ---------

      March 31................................................    $   1.95     $  14.95     $   7.45     $    9.15
      June 30.................................................        2.40         6.10         8.15         20.95
      September 30............................................        1.05         4.85         2.80         24.60
      December 31.............................................        3.05         5.05         3.90         32.75
                                                                  --------     --------     --------     ---------

         Total................................................    $   8.45     $  30.95     $  22.30     $   87.45
                                                                  ========      =======     ========     =========

      Cumulative..............................................    $ 955.90     $ 947.45     $ 916.50     $  894.20
                                                                  ========     ========     ========     =========



                                                                            Amount Per Unit
                                                     -------------------------------------------------------------
      Period Ended                                     1991         1990         1989         1988         1987
      ------------                                   --------     --------     --------     --------     ---------

      March 31...................................    $  28.10     $  24.45     $   2.45     $  72.70     $   28.00
      June 30....................................        9.30        36.55         4.85        40.75         50.55
      September 30...............................       26.30        60.55        29.20        15.40         62.50
      December 31................................      119.50        78.30        52.35         2.00         62.95
                                                     --------     --------     --------     --------     ---------

         Total...................................    $ 183.20     $ 199.85     $  88.85     $ 130.85     $  204.00
                                                     ========     ========     ========     ========     =========

      Cumulative.................................    $ 806.75     $ 623.55     $ 423.70     $ 334.85
                                                     ========     ========     ========     ========


      The 1991 fourth quarter distribution includes proceeds attributable to the sale of Program wells in the Roaring Fork Field in Virginia and Kentucky.

                          INDEPENDENT AUDITORS' REPORT



To the Partners of
Coastal 1986 Drilling Program, Ltd.
Houston, Texas

      We have audited the accompanying balance sheets of Coastal 1986 Drilling Program, Ltd. (a Texas limited partnership) as of December 31, 1995 and 1994, and the related statements of partners' capital, operations and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such financial statements present fairly, in all material respects, the financial position of Coastal 1986 Drilling Program, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

      As discussed in Note 1 to the Financial Statements, both the Partnership and the Joint Venture terminated on January 1, 1996, under the terms of the Partnership Agreement and the Joint Venture Agreement. The amounts determined by the independent engineer which will be realized from the disposition of the remaining assets may differ materially from the amounts in the accompanying financial statements.


DELOITTE & TOUCHE LLP




Houston, Texas
March 4, 1996

                       COASTAL 1986 DRILLING PROGRAM, LTD.
                          (A TEXAS LIMITED PARTNERSHIP)

                                  BALANCE SHEET
                             (Thousands of Dollars)


                                                                                                 December 31,
                                                                                            ----------------------
                                                                                              1995         1994
                                                                                            --------     ---------

ASSETS

     CURRENT ASSETS:
         Cash and cash equivalents.....................................................     $     48     $     134
         Accounts receivable - affiliates..............................................           79            88
                                                                                            --------     ---------
              TOTAL CURRENT ASSETS.....................................................          127           222
                                                                                            --------     ---------

     GAS AND OIL PROPERTIES - at full-cost.............................................       15,720        15,682
         Less accumulated depreciation and amortization................................       15,040        14,708
                                                                                            --------     ---------
                                                                                                 680           974
                                                                                            --------     ---------
                                                                                            $    807     $   1,196
                                                                                            ========     =========

LIABILITIES AND PARTNERS' CAPITAL

     CURRENT LIABILITIES:
         Accounts payable - affiliates.................................................     $    114     $     167
     PARTNERS' CAPITAL.................................................................          693         1,029
                                                                                            --------     ---------
                                                                                            $    807     $   1,196
                                                                                            ========     =========



                         STATEMENT OF PARTNERS' CAPITAL
                             (Thousands of Dollars)


                                                                                     Year Ended December 31,
                                                                               -----------------------------------
                                                                                 1995         1994         1993
                                                                               --------     --------     ---------

GENERAL PARTNER:
   Balance, beginning of year.............................................     $     10     $     15     $      26
   Net loss...............................................................           (2)          (1)           (4)
   Distributions..........................................................           (1)          (4)           (7)
                                                                               --------     --------     ---------
         Balance, end of year.............................................            7           10            15
                                                                               --------     --------     ---------

LIMITED PARTNERS:
   Balance, beginning of year.............................................        1,019        1,511         2,564
   Net loss...............................................................         (199)        (121)         (423)
   Distributions..........................................................         (134)        (371)         (630)
                                                                               --------     --------     ---------
         Balance, end of year.............................................          686        1,019         1,511
                                                                               --------     --------     ---------
                                                                               $    693     $  1,029     $   1,526
                                                                               ========     ========     =========


                        See Notes to Financial Statements

                       COASTAL 1986 DRILLING PROGRAM, LTD.
                          (A TEXAS LIMITED PARTNERSHIP)

                             STATEMENT OF OPERATIONS
           (Thousands of Dollars Except per Limited Partnership Unit)


                                                                                     Year Ended December 31,
                                                                               -----------------------------------
                                                                                 1995         1994         1993
                                                                               --------     --------     ---------

REVENUES:
   Sale of gas and oil:
         Affiliates.......................................................     $    265     $    356     $     299
         Non-Affiliates...................................................          202          461           316
                                                                               --------     --------     ---------
                                                                                    467          817           615
   Interest...............................................................            -            8             9
                                                                               --------     --------     ---------
                                                                                    467          825           624
                                                                               --------     --------     ---------

COSTS AND EXPENSES:
   Lease operating........................................................          255          343           249
   Administrative fee - affiliate.........................................           81           81            81
   Depreciation and amortization..........................................          332          523           721
                                                                               --------     --------     ---------
                                                                                    668          947         1,051
                                                                               --------     --------     ---------

NET LOSS..................................................................     $   (201)    $   (122)    $    (427)
                                                                               ========     ========     =========

NET LOSS PER LIMITED PARTNERSHIP UNIT.....................................     $ (16.58)    $ (10.07)    $  (35.23)
                                                                               ========     ========     =========



                             STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)

                                                                                     Year Ended December 31,
                                                                               -----------------------------------
                                                                                 1995         1994         1993
                                                                               --------     --------     ---------

Cash flows from operating activities:
   Net loss...............................................................     $   (201)    $   (122)    $    (427)
                                                                               --------     --------     ---------
   Adjustments to reconcile net loss to net cash provided by
    operating activities:
         Depreciation and amortization....................................          332          523           721
         (Increase) decrease in accounts receivable - affiliates..........            9          (28)           43
         Increase (decrease) in accounts payable - affiliates.............          (53)        (263)          310
                                                                               --------     --------     ---------
         Total adjustments................................................          288          232         1,074
                                                                               --------     --------     ---------
         Net cash provided by operating activities........................           87          110           647
                                                                               --------     --------     ---------

Cash flows from investing activities:
   Capital expenditures...................................................          (38)         (13)          (14)
   Proceeds from the sale of property and equipment.......................            -            1             2
                                                                               --------     --------     ---------
         Net cash used by investing activities............................          (38)         (12)          (12)
                                                                               --------     --------     ---------

Cash flows from financing activities:
   Distributions paid.....................................................         (135)        (375)         (637)
                                                                               --------     --------     ---------
         Net decrease in cash and cash equivalents........................          (86)        (277)           (2)
         Cash and cash equivalents at beginning of the year...............          134          411           413
                                                                               --------     --------     ---------
         Cash and cash equivalents at end of year.........................     $     48     $    134     $     411
                                                                               ========     ========     =========

                        See Notes to Financial Statements

                          NOTES TO FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies

Organization and Basis of Presentation

      Coastal 1986 Drilling Program, Ltd. (the "Partnership") commenced operations on October 8, 1986, as a Texas limited partnership to participate in drilling development and exploratory wells located in the United States on leasehold acreage held by subsidiaries of The Coastal Corporation ("Coastal"). The Partnership was funded primarily through the sale of 12,000 Limited Partnership Units providing $12,000,000. Under the terms of the Partnership Agreement, the General Partner, Coastal Limited Ventures, Inc., a wholly-owned subsidiary of Coastal, incurred all costs of organizing the Partnership and contributed 1% of the total capital, or $121,000, as general partner capital.

      The drilling operations were conducted through a joint venture in the form of a Texas general partnership (the "Joint Venture") between the Partnership and three wholly-owned subsidiaries of Coastal ("Other Joint Venturers"). For financial reporting purposes, the Partnership's investment in such venture was accounted for by consolidating its share of the operating results of the venture.

      All costs and revenues of the Partnership were allocated 1% to the General Partner and 99% to the Limited Partners. Net loss per Limited Partnership Unit was calculated by dividing the net loss attributable to Limited Partners by the 12,000 units outstanding.

      Under the terms of the Partnership Agreement and the Joint Venture Agreement, both the Partnership and the Joint Venture terminated effective January 1, 1996. In accordance with the terms and conditions of the dissolution, each gas and oil property will be sold or transferred to the Other Joint Venturer which assigned the property to the Joint Venture at a value determined by independent appraisal (see "Partnership Interest in Proved Reserves" on page F-10). After all Joint Venture assets have been liquidated and all Joint Venture obligations have been paid, the remaining cash in the Joint Venture will be distributed among the Joint Venturers. As among the Partners in the Partnership, the liquidating distribution will be distributed 99% to the Limited Partners and 1% to the General Partner in May 1996. The amounts determined by the independent appraisal which will be realized from the disposition of the remaining assets may differ materially from the amounts in the accompanying financial statements.

Statement of Cash Flows

      Cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less.

Gas and Oil Properties

      The Partnership followed the full-cost method of accounting for gas and oil properties. Under this method, all costs incurred in the exploration and development of gas and oil properties, including unproductive wells, were capitalized. Depreciation and amortization of gas and oil properties was provided on the unit-of-production basis whereby the unit rate was determined by dividing the total unrecovered carrying value of all gas and oil properties by the estimated proved reserves included therein, as estimated by an independent engineer, adjusted so that the net investment in gas and oil properties did not exceed the estimated future net revenues from proved reserves, computed at prices at the end of the reported period, discounted at 10%. In 1995, 1994 and 1993, such additional depreciation and amortization expense of $165,000, $231,000 and $489,000, respectively, was recorded. The depreciation and amortization rates, excluding the adjustments, amounted to $0.56, $0.70 and $0.89 per equivalent unit of a thousand cubic feet of natural gas production during 1995, 1994 and 1993, respectively.

      No property acquisition costs were recorded by the Partnership since all drilling blocks were contributed to the Joint Venture by the Other Joint Venturers. Development costs incurred by the Partnership during 1995, 1994 and 1993 were $38,000, $12,000 and $12,000, respectively. These development costs were attributable to capitalized well maintenance activities and abandonments, net of salvage.

Taxes

      No provision for income tax expense is reflected in the financial statements since the income and deductions of the Partnership are reported on the separate tax returns of the individual partners. State severance taxes are classified as lease operating expenses.

Note 2.  Participation in Costs And Revenues

      Under the terms of the Partnership and Joint Venture Agreements, revenues, costs and expenses were allocated on the following basis:

                                                                                                     Other Joint
                                                                                   Partnership         Venturers
                                                                                   -----------       ------------
      Assignments of Development and Exploratory
         Well Drilling Blocks and Overriding Royalty Interests                            0%               100%

      Cost of Drilling, Completing and Equipping Wells                                  100%                 0%

      Repayment of Joint Venture Note and Interest                                      100%                 0%

      Operating Costs:
         Before Partnership Payout                                                       90%                10%
         After Partnership Payout                                                        40%                60%

      Revenues from Drilling Blocks:
         Before Partnership Payout                                                       90%                10%
         After Partnership Payout                                                        40%                60%

      Revenues from Overriding Royalty Interests                                        100%                 0%

      All costs and revenues of the Partnership were allocated 1% to the General Partner and 99% to the Limited Partners.

Note 3.  Partnership Payout

      Partnership Payout is defined in the Partnership Agreement as the close of business on the last day of the calendar month during which revenues from the sale of production less operating costs of the Joint Venture allocated to the Partnership and less amounts applied to pay in full the principal of, and interest on, the Joint Venture Note plus gains on the sale or other disposition of Joint Venture assets credited to the capital account of the Partnership plus interest earned after October 8, 1986 (effective date of operations), by the Partnership plus any contributions distributed pro rata to the Partners as a return of capital, first equal the sum of $12,121,000 plus Permitted Excess Drilling Costs. Partnership Payout was achieved in October 1992.

Note 4.  Transactions With Related Parties

Accounts with Affiliated Companies

      The accounts receivable - affiliates and accounts payable - affiliates balances are with the General Partner and Other Joint Venturers, and result from provisions of the Partnership Agreement, Joint Venture Agreement and transactions in the ordinary course of business as more fully explained in the following paragraphs.

Fee to General Partner

      Under terms of the Partnership Agreement, the General Partner was entitled to an annual fee (paid in quarterly installments) of $400,000 in 1986, $300,000 in 1987 and $200,000 in each year from 1988 through 1995 in lieu of general and administrative overhead costs. The cumulative amount of such fee paid at any point in time could not exceed 15% of the Partnership's cumulative revenues received up to and including that point in time, with any remaining balance due carried forward and paid in subsequent quarters. However, the General Partner reduced the management fee to $81,000 for each of the years 1995, 1994 and 1993, respectively, as a result of a restructuring of the fee by the

General Partner. Fees paid to the General Partner totaled $58,000, $82,000 and $80,000 in 1995, 1994 and 1993, respectively. As of December 31, 1995, there was a remaining balance of $44,000 payable to the General Partner.

Balances with Other Joint Venturers

      Such balances arose in the normal course of business from advance payments or billings for development and exploratory drilling activities, the sale of gas and oil production, and the operating costs of producing wells. In 1995, 1994 and 1993, two unrelated companies accounted for more than 10% of gas and oil sales from the Joint Venture. The Partnership's share of these sales was $154,000, $290,000 and $229,000 in 1995, 1994 and 1993, respectively. All costs and revenues were allocated to the respective parties as indicated in Note 2.

Sales to Affiliated Companies

      During 1995, 1994 and 1993, sales of natural gas amounting to $196,000, $289,000 and $223,000, respectively, and sales of crude oil, condensate and natural gas liquids amounting to $69,000, $67,000 and $76,000, respectively, were made to Coastal subsidiaries at market value.

Note 5.  Repurchase of Partnership Units

      During the 1995 repurchase period, 415 of the 10,152 eligible units were tendered by Limited Partners and were purchased by the General Partner. In 1994, 516 units were tendered and purchased. As of December 31, 1995, the General Partner held 2,263 of the 12,000 units outstanding.

                           SUPPLEMENTAL INFORMATION ON
               EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES
                                   (Unaudited)


Introduction

      This section presents information on Partnership and Joint Venture costs, revenues, reserves and estimates of future gas and oil operations. The estimates of gas and oil reserves and future net cash flows from gas and oil production were prepared by independent engineers, Huddleston & Co., Inc., Houston, Texas.

Total Costs

      Total costs shown in the following tables were allocated as indicated in
Note 2 to the accompanying financial statements. (Thousands of Dollars)

                                                                          Allocation of Joint Venture Costs
                                                                  ----------------------------------------------
                                                                                        Other             Total
      October 8, 1986                                                                   Joint             Joint
      (Effective Date of Operations) to December 31, 1995           Partnership       Venturers          Venture
      ---------------------------------------------------         --------------    -------------    -----------
      Capital Costs (1)
          Development.........................................    $       10,528    $         129    $       10,657
          Exploratory.........................................             5,192                -             5,192
      Operating Costs(2)......................................             5,458            1,859             7,317
                                                                  --------------    -------------    --------------
          Total Joint Venture Costs...........................    $       21,178    $       1,988    $       23,166
                                                                  ==============    =============    ==============

      Year Ended December 31, 1995

      Capital Costs (1)
          Development.........................................    $           38    $          57    $           95
          Exploratory.........................................                 -                -                 -
      Operating Costs (2).....................................               255              380               635
                                                                  --------------    -------------    --------------
          Total Joint Venture Costs...........................    $          293    $         437    $          730
                                                                  ==============    =============    ==============

                                                                           Allocation of Partnership Costs
                                                                  ------------------------------------------------
      October 8, 1986                                                 Limited          General            Total
      (Effective Date of Operations) to December 31, 1995            Partners          Partner         Partnership
      ---------------------------------------------------         --------------    -------------    -------------

      Capital Costs (1)
          Development.........................................    $       10,423    $         105    $       10,528
          Exploratory.........................................             5,140               52             5,192
      Operating Costs (2).....................................             5,403               55             5,458
      General Partner's Compensation..........................             1,517               16             1,533
      Loan Interest Costs.....................................               427                4               431
                                                                  --------------    -------------    --------------
          Total Partnership Costs.............................    $       22,910    $         232    $       23,142
                                                                  ==============    =============    ==============

      Year Ended December 31, 1995

      Capital Costs <F1>
          Development.........................................    $           38    $           -    $           38
          Exploratory.........................................                 -                -                 -
      Operating Costs <F2>.....................................               252                3               255
      General Partner's Compensation..........................                80                1                81
                                                                  --------------    -------------    --------------
          Total Partnership Costs.............................    $          370    $           4    $          374
                                                                  ==============    =============    ==============

<F1>
Includes capitalized operating costs.
<F2>
Excludes depreciation and amortization expense and capitalized operating costs.

Total Revenues

      Total revenues for the cumulative period October 8, 1986 (effective date of operations), to December 31, 1995, and for the year ended December 31, 1995, are shown in the following tables. Revenues were allocated as indicated in Note 2 to the accompanying financial statements. (Thousands of Dollars).

                                                                                          Production Revenues
                                                                                    ------------------------------
                                                                                     Cumulative           1995
                                                                                    -------------      -----------

      Limited Partners.......................................................       $      22,588      $       463
      General Partner........................................................                 228                4
                                                                                    -------------      -----------
          Total Partnership..................................................              22,816              467
      Other Joint Venturers..................................................               5,332              689
                                                                                    -------------      -----------
          Total Joint Venture................................................       $      28,148      $     1,156
                                                                                    =============      ===========

                                                                                            Interest Income
                                                                                    ------------------------------
                                                                                     Cumulative           1995
                                                                                    -------------      -----------

      Limited Partners.......................................................       $         306      $         -
      General Partner........................................................                   3                -
                                                                                    -------------      -----------
          Total Partnership..................................................       $         309      $         -
                                                                                    =============      ===========
      Other Joint Venturers..................................................       $           -      $         -
                                                                                    =============      ===========
          Total Joint Venture................................................       $          47      $         -
                                                                                    =============      ===========

Partnership Interest in Proved Reserves

      Presented below are the quantities associated with the Partnership's interest in estimated proved reserves as of December 31, 1992, 1993, 1994 and 1995. Also included are the changes in net quantities for the years ended December 31, 1993, 1994 and 1995. Natural gas is stated in millions of cubic feet. Oil includes condensate and natural gas liquids and is stated in barrels.

      Total Proved Developed Reserves                                                    Gas               Oil
      -------------------------------                                                -----------      ------------

      Total, end of 1992........................................................           1,812           162,316
      Revisions of previous estimates...........................................            (242)           (6,568)
      Production during 1993....................................................            (153)          (18,071)
                                                                                     -----------      ------------

      Total, end of 1993........................................................           1,417           137,677
      Revisions of previous estimates...........................................              48           (19,069)
      Production during 1994....................................................            (323)          (15,834)
                                                                                     -----------      ------------

      Total, end of 1994........................................................           1,142           102,774
      Revisions of previous estimates...........................................               4            14,746
      Production during 1995....................................................            (184)          (14,481)
                                                                                     -----------      ------------

      Total, end of 1995........................................................             962           103,039
                                                                                     ===========      ============

      Presented below is an estimate of the Partnership's interest at December 31, 1995, 1994 and 1993, in future net cash flows from the Joint Venture proved reserves, a standardized measure of discounted future net cash flows, and the commensurate standardized measure per Limited Partnership Unit. (Thousands of Dollars except per Limited Partnership Unit)

                                                                                 1995         1994         1993
                                                                               --------     --------     ---------

   Future Cash Inflows....................................................     $  3,189     $  3,252     $   4,844

   Future Production and Development Costs................................       (2,150)      (1,835)       (2,307)
                                                                               --------     --------     ---------

   Future Net Cash Flows..................................................        1,039        1,417         2,537

   10% Annual Discount for Estimated Timing
         of Cash Flows....................................................         (315)        (440)       (1,052)
                                                                               --------     --------     ---------

   Standardized Measure of Discounted Future
         Net Cash Flows...................................................     $    724     $    977     $   1,485
                                                                               ========     ========     =========

   Standardized Measure of Discounted Future Net Cash Flows
         Per Limited Partnership Unit.....................................     $  59.73     $  80.60     $  122.51
                                                                               ========     ========     =========

      The standardized measure of discounted future net cash flows per Limited Partnership Unit is calculated in accordance with Securities and Exchange Commission regulations and should not be construed as the liquidation price of units as described in Note 1 of Notes to Financial Statements included herein.

      The Partnership's interest in the net quantities of gas and oil reserves and the Partnership's interest in the standardized measure of discounted future net cash flows for 1995, 1994 and 1993, were calculated by the independent engineers using a discount factor of 10%. The upward revision attributed to oil in 1995 was primarily due to the production of various wells exceeding previously recognized quantity estimates.

      In the opinion of the General Partner, the above estimates do not necessarily represent the current value of the reserves or of future net cash flows which may reasonably be expected to be realized from future production.

                                  EXHIBIT INDEX


Exhibit
Number                                    Document
-------                                   --------
   3.1+       Agreement of Limited Partnership.

   3.2+       Certificate of Limited Partnership.

  10.1+ Joint Venture Agreement among Coastal 1986 Drilling Program, Ltd., Coastal Oil & Gas Corporation, ANR Production Company and CIG Exploration, Inc.

   24*        Powers of Attorney (included on signature page herein).

   27*        Financial Data Schedule.




   +Incorporated by reference from Registration Statement No. 33-1658.
    *Indicates filed herewith.